Form 10QSB
period 1995-09-30
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1995-11-13
CIK 825248

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-16550

                ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
        (Exact name of small business issuer as specified in its charter)

                              New Jersey 76-0222815
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)


                           Issuer's telephone number:
                                 (713) 358-8401


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes x No



ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
--------------------------------------------------------------------

                                                       September 30,
ASSETS                                                     1995
                                                       -------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash ..........................................       $    4,057
  Receivable from affiliated limited partnership               340
  Accounts receivable - oil & gas sales .........           22,052
  Other current assets ..........................           20,000
                                                        ----------

Total current assets ............................           46,449
                                                        ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................        1,209,403
  Less  accumulated depletion ...................          821,688
                                                        ----------

Property, net ...................................          387,715
                                                        ----------


TOTAL ...........................................       $  434,164
                                                        ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................       $        6
   Payable to general partner ...................           26,548
                                                        ----------

Total current liabilities .......................           26,554
                                                        ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........           26,548
                                                        ----------

PARTNERS' CAPITAL:
   Limited partners .............................          373,292
   General partner ..............................            7,771
                                                        ----------

Total partners' capital .........................          381,063
                                                        ----------

TOTAL ...........................................       $  434,164
                                                        ==========





See accompanying notes to financial statements.
--------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED              NINE MONTHS ENDED
                             ----------------------------  ----------------------------

                             September 30,  September 30,  September 30,  September 30,
                                 1995           1994           1995           1994
                             -------------  -------------  -------------  -------------

REVENUES:
  Oil and gas sales ........       $24,270       $34,504       $64,774       $115,965
                                   -------       -------       -------       --------

EXPENSES:
  Depletion ................        13,794        12,689        28,640         41,133
  Production taxes .........         2,008         1,520         3,140          4,650
  General and administrative         7,002         7,995        23,189         30,585
                                   -------       -------       -------       --------

Total expenses .............        22,804        22,204        54,969         76,368
                                   -------       -------       -------       --------

INCOME FROM OPERATIONS .....         1,466        12,300         9,805         39,597
                                   -------       -------       -------       --------

OTHER INCOME:
  Gain from sale of property        15,286          --          15,286           --
                                   -------       -------       -------       --------

NET INCOME .................       $16,752       $12,300       $25,091       $ 39,597
                                   =======       =======       =======       ========




See accompanying notes to financial statements.
---------------------------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                     NINE MONTHS ENDED
                                                 ------------------------------

                                                 September 30,    September 30,
                                                     1995             1994
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................       $ 25,091        $ 39,597
                                                      ---------       ---------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion ...................................         28,640          41,133
  Gain from sale of property ..................        (15,286)           --
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......          4,048           5,299
  Accounts receivable - affiliated partnerships           (340)           --
  Other current assets ........................        (20,000)           --
Increase (decrease) in:
   Accounts payable ...........................         (3,033)           --
   Payable to general partner .................        (18,032)         16,240
                                                      ---------       ---------

Total adjustments .............................        (24,003)         62,672
                                                      ---------       ---------

Net cash provided by operating activities .....          1,088         102,269
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property .............         20,000            --
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions .........................        (24,708)        (97,792)
                                                      ---------       ---------

NET INCREASE (DECREASE) IN CASH ...............         (3,620)          4,477

CASH AT BEGINNING OF YEAR .....................          7,677          17,713
                                                      ---------       ---------

CASH AT END OF PERIOD .........................       $  4,057        $ 22,190
                                                      =========       =========




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.        The  interim  financial  information  included  herein  is  unaudited;
          however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In the third quarter of 1995, the Company sold a portion of its in-terest in the Shana Acquisition for $20,000. A gain of $15,286 was recognized on the sale.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $34,504 in 1994 to $24,270 in 1995. This represents a decrease of $10,234 (30%). Oil sales decreased by $810 (23%). A 9% decrease in oil production reduced oil sales by $297. A 16% decrease in the average net oil sales price reduced sales by an additional $513. Gas sales decreased by $9,424 (30%). A 34% decrease in the average net gas sales price reduced sales by $10,960. This decrease was partially offset by a 5% increase in gas production. The decrease in oil production was primarily due to natural production declines. The decreases in the average net oil and gas sales prices were primarily due to relatively lower net profits payments received on the Shana acquisition which incurred workover charges in 1995 coupled with lower prices in the overall market for the sale gas. The increase in gas production was primarily due to higher production from the Corinne acquisition which had been shut-in in the third quarter of 1994 due to over-production and due to higher production from the East Cameron acquisition resulting from a recompletion in the fourth quarter of 1994.

     Depletion expense increased from $12,689 in the third quarter of 1994 to $13,794 in the third quarter of 1995. This represents an increase of $1,105 (9%). The changes in production, noted above, caused depletion expense to increase by $413, while a 5% increase in the depletion rate increased depletion expense by $692. The rate increase is primarily the result of relatively higher production from properties with a higher depletion rate, partially offset by an upward revision of the oil and gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the Shana acquisition for $20,000. A gain of $15,286 was recognized on the sale.

General and administrative expenses decreased from $7,995 in 1994 to $7,002 in 1995. This decrease of $993 (12%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $115,965 in 1994 to $64,774 in 1995. This represents a decrease of $51,191 (44%). Oil sales increased by $2,382 (19%). A 63% increase in oil production increased oil sales by $7,906. This increase was partially offset by a 27% decrease in the average net oil sales price. Gas sales decreased by $53,573 (52%). A 30% decrease in gas production reduced sales by $30,894. A 31% decrease in the average net gas sales price reduced sales by an additional $22,679. The increase in oil production was primarily the result of higher production from the Shana acquisition which was partially shut-in during 1994 to perform a workover. The decrease in gas production was primarily due to lower production from the Corinne acquisition which was shut-in for over-production in the first half of 1995, and due to natural production declines which were especially pronounced on the Pecan Island acquisition. The decrease in the average net oil sales price was primarily due to higher operating costs incurred on the Shana acquisition, in which the Company has a net profits royalty interest, partially offset by higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to higher operating costs incurred on the Shana acquisition, in which the Company has a net profits royalty interest coupled with lower prices in the overall market for the sale gas.

Depletion expense decreased from $41,133 in the first nine months of 1994 to $28,640 in the first nine months of 1995. This represents a decrease of $12,493 (30%). A 40% decrease in the depletion rate reduced depletion expense by $18,802. This decrease was partially offset by the changes in production, noted above. The rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the Shana acquisition for $20,000. A gain of $15,286 was recognized on the sale.

General and administrative expenses decreased from $30,585 in 1994 to $23,189 in 1995. This decrease of $7,396 (24%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

     The Company discontinued the payment of distributions in July 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

                           PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings.

                      None

          Item 2.     Changes in Securities.

                      None

          Item 3.     Defaults Upon Senior Securities.

                      Not Applicable

          Item 4.     Submission of Matters to a Vote of Security Holders.

                      Not Applicable

          Item 5.     Other Information.

                      Not Applicable

          Item 6.     Exhibits and Reports on Form 8-K.

                      (a)  There are no exhibits to this report.

                      (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX INCOME AND RETIREMENT
                                                      FUND - SERIES 2, L.P.
                                                      ---------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                          General Partner



                                                    By: /s/ R. E. Densford
                                                        ------------------
                                                            R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                           Officer




November 11, 1995                                   By: /s/ James A. Klein
                                                        -------------------
                                                            James A. Klein
                                                         Controller and Chief
                                                           Accounting Officer