Form 10QSB
period 1996-03-31
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-05-14
CIK 825248

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-16550

               ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0222815
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                  Issuer's telephone number   (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                               1996
                                                            ---------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                      $          726
  Accounts receivable - oil & gas sales                             23,735
                                                            ---------------

Total current assets                                                24,461
                                                            ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                             1,209,403
  Less  accumulated depletion                                      888,707
                                                            ---------------

Property, net                                                      320,696
                                                            ---------------


TOTAL                                                       $      345,157
                                                            ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $          458
   Payable to general partner                                       10,221
                                                            ---------------

Total current liabilities                                           10,679
                                                            ---------------

NONCURRENT PAYABLE TO GENERAL PARTNER                               10,222
                                                            ---------------

PARTNERS' CAPITAL:
   Limited partners                                                315,464
   General partner                                                   8,792
                                                            ---------------

Total partners' capital                                            324,256
                                                            ---------------

TOTAL                                                       $      345,157
                                                            ===============






See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                                THREE MONTHS ENDED
                                    ----------------------------------------

                                       MARCH 31,              MARCH 31,
                                          1996                  1995
                                  -------------------    -------------------

REVENUES:
  Oil and gas sales               $           21,183      $          26,764
                                  -------------------    -------------------

EXPENSES:
  Depletion                                    8,231                 10,645
  Impairment of property                      49,409                      -
  Production taxes                             1,212                    960
  General and administrative                   8,166                 10,015
                                  -------------------    -------------------

Total expenses                                67,018                 21,620
                                  -------------------    -------------------

NET INCOME (LOSS)                 $          (45,835)      $          5,144
                                  ===================    ===================






See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                  MARCH 31,          MARCH 31,
                                                   1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $  (45,835)          $  5,144

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                         8,231             10,645
  Impairment of property                           49,409                  -
(Increase) decrease in:
  Accounts receivable - oil & gas sales            (7,360)               369
(Decrease) in:
   Accounts payable                                (4,203)              (757)
   Payable to general partner                        (405)              (411)

Total adjustments                                  45,672              9,846

Net cash provided by operating activities            (163)            14,990




CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   -            (14,513)

NET INCREASE (DECREASE) IN CASH                       (163)              477

CASH AT BEGINNING OF YEAR                              889             7,677

CASH AT END OF PERIOD                            $     726        $    8,154





See accompanying notes to financial statements.

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $49,409 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $26,764 in 1995 to $21,183 in 1996. This represents a decrease of $5,581 or 21%. Oil sales decreased by $961 or 22%. A 47% decrease in oil production reduced sales by $2,069. This decrease was partially offset by a 47% increase in the average net oil price. Gas sales decreased by $4,620 or 21%. A 1% decrease in gas production reduced sales by $47, while a 21% decrease in average net gas price reduced sales by an additional $4,573. The decrease in oil production was primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, coupled with natural production declines. The decrease in gas production was primarily due to natural production declines. The increase in average net oil price was primarily due to lower operating expenses incurred on the Shana acquisition, from which the Company receives a net profits royalty, coupled with higher prices in the overall market for the sale of oil. The decrease in average net gas price was primarily a result of higher operating expenses incurred on the Barnes Estate acquisition, from which the Company receives a net profits royalty, partially offset by higher gas prices in the overall market for the sale of gas.

Depletion expense decreased from $10,645 in the first quarter of 1995 to $8,231 in the first quarter of 1996. This represents a decrease of $2,414 (23%). The changes in production, noted above, caused depletion to decrease by $1,224, while a 13% decrease in the depletion rate reduced depletion expense by an additional $1,190. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $49,409 property impairment.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $49,409 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $10,015 in the first quarter of 1995 to $8,166 in the first quarter of 1996. This decrease of $1,849 (18%) is primarily due to less staff time being required to manage the Company's operations, partially offset by a $1,186 increase in direct expenses incurred by the Company in 1996.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from

1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX INCOME AND RETIREMENT
                                                     FUND - SERIES 2, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer