Form 10QSB
period 1996-06-30
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-08-14
CIK 825248

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                                 Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                               JUNE 30,
ASSETS                                                           1996
                                                        ---------------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                  $              5,840
  Accounts receivable - oil & gas sales                               36,775
                                                        ---------------------

Total current assets                                                  42,615
                                                        ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,209,403
  Less  accumulated depletion                                        896,619
                                                        ---------------------

Property, net                                                        312,784
                                                        ---------------------


TOTAL                                                   $            355,399
                                                        =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                     $                325
   Payable to general partner                                          8,712
                                                        ---------------------

Total current liabilities                                              9,037
                                                        ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  8,712
                                                        ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                  326,728
   General partner                                                    10,922
                                                        ---------------------

Total partners' capital                                              337,650
                                                        ---------------------

TOTAL                                                   $            355,399
                                                        =====================




See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                           SIX MONTHS ENDED
                                 -------------------------------------    --------------------------------------

                                    JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                      1996                  1995                 1996                 1995
                                 ----------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                $      30,091     $         13,740     $         51,274     $         40,504
                                 ----------------    -----------------    -----------------    -----------------

EXPENSES:
  Depletion                                7,912                4,201               16,143               14,846
  Impairment of property                       -                    -               49,409                    -
  Production taxes                         1,830                  172                3,042                1,132
  General and administrative               6,955                6,172               15,121               16,187
                                 ----------------    -----------------    -----------------    -----------------

Total expenses                            16,697               10,545               83,715               32,165
                                 ----------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                  $      13,394     $          3,195     $        (32,441)    $          8,339
                                 ================    =================    =================    =================





See accompanying notes to financial statements.
- -----------------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                            --------------------------------------------

                                                                  JUNE 30,                JUNE 30,
                                                                    1996                    1995
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $          (32,441)         $         8,339
                                                            -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                                             16,143                   14,846
  Impairment of property                                                49,409                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                (20,400)                   6,211
  Accounts receivable - affiliated partnerships                              -                     (340)
(Decrease) in:
   Accounts payable                                                     (4,336)                  (3,039)
   Payable to general partner                                           (3,424)                  (3,246)
                                                            -------------------      -------------------

Total adjustments                                                       37,392                   14,432
                                                            -------------------      -------------------

Net cash provided by operating activities                                4,951                   22,771
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                        -                  (24,708)
                                                            -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                          4,951                   (1,937)

CASH AT BEGINNING OF YEAR                                                  889                    7,677
                                                            -------------------      -------------------

CASH AT END OF PERIOD                                       $            5,840          $         5,740
                                                            ===================      ===================


See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $30,091 in 1996 from $13,740 in 1995. This represents a decrease of $16,351 (119%). Oil sales decreased by $5,121 (65%). A 58% decrease in oil production reduced oil sales by $4,578. A 17% decrease in the average net oil sales price reduced sales by an additional $543. Gas sales increased by $21,472 (366%). A 108% increase in gas production increased sales by $6,365. A 123% increase in the average net gas sales price increased sales by an additional $15,107. The decrease in oil production was primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, coupled with natural production declines. The increase in gas production was primarily due to higher production from the Corinne acquisition which had been shut-in for over-production in the second quarter of 1995, and due to higher production from the East Cameron acquisition, which was shut-in for workovers in the second quarter of 1995. The decrease in average net oil sales price was primarily the result of relatively lower production from properties with a higher oil sales price, partially offset by higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to relatively higher production from the Corinne and East Cameron properties which have a higher gas sales price coupled with higher prices in the overall market for the sale gas.

Depletion expense increased to $7,912 in the second quarter of 1996 from $4,201 in the second quarter of 1995. This represents an increase of $3,711 (88%). The changes in production, noted above, caused depletion expense to increase by $800, while a 58% increase in the depletion rate increased depletion expense by an additional $2,911. The rate increase was primarily due to a higher production from properties with a higher depletion rate coupled with a downward revision of the gas reserves during December 1995, partially offset by an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $49,409 property impairment in the first quarter of 1996.

General and administrative expenses increased to $6,955 in 1996 from $6,172 in 1995. This increase of $783 (13%) is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $51,274 in 1996 from $40,504 in 1995. This represents an increase of $10,770 (27%). Oil sales decreased by $6,082 (50%). A 54% decrease in oil production reduced oil sales by $6,630. This decrease was partially offset by a 10% increase in the average net oil sales price. Gas sales increased by $16,852 (60%). A 34% increase in gas production increased sales by $9,682. A 19% increase in average net gas sales price increased sales by an additional $7,170. The decrease in oil production was primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, coupled with natural production declines. The increase in gas production was primarily due to higher production from the Corinne acquisition which had been shut-in for over-production in the second quarter of 1995, and due to higher production from the East Cameron acquisition, which was shut-in for workovers in the second quarter of 1995. The increases in average net oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense increased to $16,143 in the first six months of 1996 from $14,846 in the first six months of 1995. This represents an increase of $1,297 (9%). The changes in production, noted above, caused depletion expense to increase by $253, while a 7% increase in the depletion rate increased depletion expense by an additional $1,044. The rate increase was primarily due to a higher production from properties with a higher depletion rate coupled with a downward revision of the gas reserves during December 1995, partially offset by an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $49,409 property impairment in the first quarter of 1996.

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

General and administrative expenses decreased to $15,121 in 1996 from $16,187 in 1995. This decrease of $1,066 (7%) is primarily due to less staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                                  ENEX INCOME AND RETIREMENT
                                                    FUND - SERIES 2, L.P.
                                                         (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                        General Partner



                                                 By: /s/ R. E. Densford
                                                         R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                            Officer




August 13, 1996                                  By: /s/ James A. Klein
                                                    -------------------
                                                          James A. Klein
                                                      Controller and Chief
                                                       Accounting Officer