Form 10QSB/A
period 1996-06-30
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-11-07
CIK 825248

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                               JUNE 30,
ASSETS                                                           1996
                                                        ---------------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                  $              5,840
  Accounts receivable - oil & gas sales                               36,775
                                                        ---------------------

Total current assets                                                  42,615
                                                        ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,209,403
  Less  accumulated depletion                                        896,619
                                                        ---------------------

Property, net                                                        312,784
                                                        ---------------------


TOTAL                                                   $            355,399
                                                        =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                     $                325
   Payable to general partner                                          8,712
                                                        ---------------------

Total current liabilities                                              9,037
                                                        ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  8,712
                                                        ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                  326,728
   General partner                                                    10,922
                                                        ---------------------

Total partners' capital                                              337,650
                                                        ---------------------

TOTAL                                                   $            355,399
                                                        =====================


Number of $500 Limited Partner units outstanding                      2,884





See accompanying notes to financial statements.
-----------------------------------------------------------------------------

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


3.        The Financial  Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $49,409 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $49,409 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.


General and administrative expenses decreased to $15,121 in 1996 from $16,187 in 1995. This decrease of $1,066 (7%) is primarily due to less staff time being required to manage the Company's operations.


Account receivable - oil and gas sales are disproportionately high in relation to oil and gas sales as the revenues from the Corinne field were withheld by the purchaser due to a gas balancing dispute.



CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. Future periodic distributions will be made once sufficient net revenues are accumulated.



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


                                                  ENEX INCOME AND RETIREMENT
                                                    FUND - SERIES 2, L.P.
                                                         (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                        General Partner



                                                 By: /s/ R. E. Densford
                                                         R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                            Officer





November 7, 1996                                  By: /s/ James A. Klein
                                                    -------------------
                                                          James A. Klein
                                                      Controller and Chief
                                                       Accounting Officer