Form 10KSB/A
period 1995-12-31
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-11-12
CIK 825248

-----------------------------------------------------------------------------


-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT II


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

                                 Not Applicable


                      Documents Incorporated By Reference:

                                      None


------------------------------------------------------------------------------


------------------------------------------------------------------------------
 the Code and will be taxed in the same manner as dividends and interest.


     Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from Publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or less from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income from oil and gas activities, which constitutes qualifying income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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

                                      ENEX INCOME AND RETIREMENT FUND -
                                             SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




November 7, 1996                        By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on November 7, 1996, by the following persons in the capacities indicated.



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