Form 10QSB
period 1996-09-30
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-11-14
CIK 825248

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                           September 30,
ASSETS                                                          1996
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                 $             17,983
  Accounts receivable - oil & gas sales                              26,063
                                                       ---------------------

Total current assets                                                 44,046
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,209,403
  Less  accumulated depletion                                       899,682
                                                       ---------------------

Property, net                                                       309,721
                                                       ---------------------


TOTAL                                                  $            353,767
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $                  6
   Payable to general partner                                         3,486
                                                       ---------------------

Total current liabilities                                             3,492
                                                       ---------------------



PARTNERS' CAPITAL:
   Limited partners                                                 337,785
   General partner                                                   12,490
                                                       ---------------------

Total partners' capital                                             350,275
                                                       ---------------------

TOTAL                                                  $            353,767
                                                       =====================

Number of $500 Limited Partner units outstanding                      2,884



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                             QUARTER ENDED                       NINE MONTHS ENDED
                                  ------------------------------------   ----------------------------------------

                                   September 30,       September 30,        September 30,        September 30,
                                       1996                1995                 1996                  1995
                                  ----------------  ------------------   ------------------   -------------------

REVENUES:
  Oil and gas sales                $       22,743   $          24,270    $          74,017    $           64,774
                                  ----------------  ------------------   ------------------   -------------------

EXPENSES:
  Depletion                                 3,063              13,794               19,206                28,640
  Impairment of assets                          -                   -               49,409                     -
  Production taxes                          1,311               2,008                4,353                 3,140
  General and administrative                5,744               7,002               20,865                23,189
                                  ----------------  ------------------   ------------------   -------------------

Total expenses                             10,118              22,804               93,833                54,969
                                  ----------------  ------------------   ------------------   -------------------

INCOME (LOSS)  FROM OPERATIONS             12,625               1,466              (19,816)                9,805
                                  ----------------  ------------------   ------------------   -------------------

OTHER INCOME:
  Gain from sale of property                    -              15,286                    -                15,286
                                  ----------------  ------------------   ------------------   -------------------

NET INCOME (LOSS)                   $      12,625   $          16,752    $         (19,816)   $           25,091
                                  ================  ==================   ==================   ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                                  NINE MONTHS ENDED
                                                            --------------------------------------------

                                                               September 30,            September 30,
                                                                    1996                    1995
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $          (19,816)        $         25,091
                                                            -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                                             19,206                   28,640
  Impairment of property                                                49,409                        -
  Gain from sale of property                                                 -                  (15,286)
Increase (decrease) in:
  Accounts receivable - oil & gas sales                                 (9,688)                   4,048
  Accounts receivable - affiliated partnerships                              -                     (340)
  Other current assets                                                       -                  (20,000)
(Decrease) in:
   Accounts payable                                                     (4,655)                  (3,033)
   Payable to general partner                                          (17,362)                 (18,032)
                                                            -------------------      -------------------

Total adjustments                                                       36,910                  (24,003)
                                                            -------------------      -------------------

Net cash provided by operating activities                               17,094                    1,088
                                                            -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                            -                   20,000
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                        -                  (24,708)
                                                            -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                         17,094                   (3,620)

CASH AT BEGINNING OF YEAR                                                  889                    7,677
                                                            -------------------      -------------------

CASH AT END OF PERIOD                                       $           17,983          $         4,057
                                                            ===================      ===================


See accompanying notes to financial statements.
-------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $22,743 in 1996 from $24,270 in 1995. This represents a decrease of $1,527 (6%). Oil sales increased by $2,807 (105%). A 17% increase in oil production increased sales by $467. A 75% increase in the average net oil sales price increased sales by an additional $2,340. Gas sales decreased by $4,334 (20%). A 51% decrease in gas production decreased sales by $11,018. This decrease was partially offset by a 65% increase in the average net gas sales price. The increase in oil production was primarily a result of higher production from the Pecan Island acquisition which had additional wells drilled on it in 1996. The decrease in gas production was primarily due to lower production from the Corinne acquisition which had been shut-in for over-production in the third quarter of 1996, and due to lower production from the East Cameron acquisition, which was shut-in for workovers in the third quarter of 1996. The increase in average net oil sales price was primarily the result of relatively higher production from properties with a higher oil sales price, and due to higher prices in the overall market for the sale of oil. The increase in the average net gas sales price was primarily due to relatively higher production from the properties with relatively higher gas sales price coupled with higher prices in the overall market for the sale gas.

Depletion expense decreased to $3,063 in the third quarter of 1996 from $13,794 in the third quarter of 1995. This represents an decrease of $10,731 (78%). The changes in production, noted above, caused depletion expense to decrease by $5,922, while a 61% decrease in the depletion rate reduced depletion expense by an additional $4,809. The rate decrease was primarily due to an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $49,409 property impairment in the first quarter of 1996, partially offset by a downard revision of the gas reserves during December 1995.

General and administrative expenses decreased to $5,744 in 1996 from $7,002 in 1995. This decrease of $1,258 (18%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $74,017 in 1996 from $64,774 in 1995. This represents an increase of $9,243 (14%). Oil sales decreased by $3,275 (22%). A 41% decrease in oil production reduced oil sales by $6,123. This decrease was partially offset by a 32% increase in the average net oil sales price. Gas sales increased by $12,518 (25%). A 36% increase in the average net oil sales price increased sales by $16,288. This increase was partially offset by a, 8% decrease in gas production. The decrease in oil production was primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, partially offset by higher production from the Pecan Island acquisition which had additional wells drilled on it in 1996. The decrease in gas production was primarily due to natural production declines. The increases in average net oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $19,206 in the first nine months of 1996 from $28,640 in the first nine months of 1995. This represents a decrease of $9,434 (33%). The changes in production, noted above, caused depletion expense to decrease by $4,000, while a 22% decrease in the depletion rate decreased depletion expense by an additional $5,434. The rate decrease was primarily due to an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $49,409 property impairment in the first quarter of 1996, partially offset by a downward revision of the gas reserves during December 1995.

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

General and administrative expenses decreased to $20,865 in 1996 from $23,189 in 1995. This decrease of $2,324 (10%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

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


                                        ENEX INCOME AND RETIREMENT
                                          FUND - SERIES 2, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                       By: /s/ R. E. Densford
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




November 13, 1996                      By: /s/ James A. Klein
                                          -------------------
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer