Form 10KSB/A
period 1995-12-31
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1997-01-08
CIK 825248

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                             Number of Record Holders
               Title of Class                  (as of March 1, 1996)

               -----------------            -------------------------------


          General Partner's Interests                    1

          Limited Partnership Interests                 152



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


            Effective July 1, 1995, the Company sold its interests in the Garcia 1, 2 & 5 wells in the Shana acquisition to Mueller Engineering Corp. for $20,000. A $15,286 gain was recognized on the sale. The impact of this sale on current and future revenues does not appear to be material, as such interests represented approximately 2% of historical and future net revenues.


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

Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the next twelve months.

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Income and Retirement Fund -
  Series 2, L.P.:


We have audited the accompanying balance sheet of Enex Income and Retirement Fund - Series 2, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex
Income and Retirement Fund Series 2, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $         889
  Accounts receivable - oil & gas sales                                16,375
                                                                  --------------

Total current assets                                                   17,264
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,209,403
  Less  accumulated depreciation and depletion                        831,067
                                                                --------------

Property, net                                                         378,336
                                                                --------------


TOTAL                                                           $     395,600
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       4,661
   Payable to general partner                                          20,848
                                                                --------------

Total current liabilities                                              25,509
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   362,478
   General partner                                                      7,613
                                                                --------------

Total partners' capital                                               370,091
                                                                --------------

TOTAL                                                           $     395,600
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,884



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

----------------------------------------------------------------------


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

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

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

                                       ENEX INCOME AND RETIREMENT FUND -
                                        SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner




December 23, 1996                        By:     /s/   G. B. Eckley
                                              -------------------
                                                       G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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