Form 10QSB/A
period 1996-09-30
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1997-01-08
CIK 825248

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



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


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
                                  ================  ==================   ==================   ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------------------------------------------------

                                                                                                           PER $500
                                                                                                            LIMITED
                                                                                                            PARTNER
                                                              GENERAL                LIMITED               UNIT OUT-
                                        TOTAL                 PARTNER               PARTNERS               STANDING
                                -------------------    -------------------    -------------------   --------------------

BALANCE, JANUARY 1, 1994         $         468,976      $           8,581      $         460,395      $             160

CASH DISTRIBUTIONS                        (131,319)               (13,132)              (118,187)                   (41)

NET INCOME                                  43,023                  9,421                 33,602                     12
                                -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1994                 380,680                  4,870                375,810                    131

CASH DISTRIBUTIONS                         (24,707)                (2,471)               (22,236)                    (8)

NET INCOME                                  14,118                  5,214                  8,904                      3
                                -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1995                 370,091                  7,612                362,479                    126

NET INCOME                                 (19,816)                 4,878                (24,694)                    (9)
                                -------------------    -------------------    -------------------   --------------------

BALANCE, SEPTEMBER 30, 1996      $         350,275      $          12,490      $         337,785 (1)  $             117
                                ===================    ===================    ===================   ====================


(1)  Includes 994 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
----------------------------------------------------------------

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


3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $49,409 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $22,743 in 1996 from $24,270 in 1995. This represents a decrease of $1,527 (6%). Oil sales increased by $2,807 (105%). A 17% increase in oil production increased sales by $467. A 75% increase in the average net oil sales price increased sales by an additional $2,340. Gas sales decreased by $4,334 (20%). A 51% decrease in gas production decreased sales by $11,018. This decrease was partially offset by a 65% increase in the average net gas sales price. The increase in oil production was primarily a result of higher production from the Pecan Island acquisition which had additional wells drilled on it in 1996. The decrease in gas production was primarily due to lower production from the Corinne acquisition which had been shut- in for over-production in the third quarter of 1996, and due to lower production from the East Cameron acquisition, which was shut-in for workovers in the third quarter of 1996. The increase in average net oil sales price was primarily the result of relatively higher production from properties with a higher oil sales price, and due to higher prices in the overall market for the sale of oil. The increase in the average net gas sales price was primarily due to relatively higher production from the properties with relatively higher gas sales price coupled with higher prices in the overall market for the sale gas.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $49,409 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


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

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating, financing and investing activities. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                                        ENEX INCOME AND RETIREMENT
                                          FUND - SERIES 2, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                       By: /s/ R. E. Densford
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer





December 23, 1996                      By: /s/ James A. Klein
                                          -------------------
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer