Form 10QSB
period 1997-03-31
ENEX INCOME & RETIREMENT FUND SERIES 2 LP
filed 1997-05-15
CIK 825248

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
---------------------------------------------------------------------

                                                      MARCH 31,
ASSETS                                                  1997
                                                    -----------------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                 $      28,043
  Accounts receivable - oil & gas sales                       39,051
                                                    -----------------

Total current assets                                          67,094
                                                    -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                       1,209,403
  Less  accumulated depletion                                918,792
                                                    -----------------

Property, net                                                290,611
                                                    -----------------


TOTAL                                                  $     357,705
                                                    =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                   $        1,262
   Payable to general partner                                  7,367
                                                    -----------------

Total current liabilities                                      8,629
                                                    -----------------

PARTNERS' CAPITAL:
   Limited partners                                          339,443
   General partner                                             9,633
                                                    -----------------

Total partners' capital                                      349,076
                                                    -----------------

TOTAL                                                   $    357,705
                                                    =================


Number of $500 Limited Partner units outstanding               2,884





See accompanying notes to financial statements.
---------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------

(UNAUDITED)                            THREE MONTHS ENDED
                                -----------------------------------------

                                    MARCH 31,              MARCH 31,
                                      1997                   1996
                              --------------------   --------------------

REVENUES:
  Oil and gas sales           $            49,599    $            21,183
                              --------------------   --------------------

EXPENSES:
  Depletion                                11,897                  8,231
  Impairment of property                        -                 49,409
  Production taxes                          1,828                  1,212
  General and administrative                7,064                  8,166
                              --------------------   --------------------

Total expenses                             20,789                 67,018
                              --------------------   --------------------

NET INCOME (LOSS)             $            28,810    $           (45,835)
                              ====================   ====================





See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX  INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                   PER $500
                                                                                                    LIMITED
                                                                                                    PARTNER
                                                          GENERAL              LIMITED             UNIT OUT-
                                      TOTAL               PARTNER             PARTNERS             STANDING
                               ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996       $         370,091    $           7,613         $    362,478          $       126

CASH DISTRIBUTIONS                       (24,807)              (4,511)             (20,296)                  (7)

NET INCOME (LOSS)                          7,001                8,283               (1,282)                   -
                               ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996               352,285               11,385              340,900                  119

CASH DISTRIBUTIONS                       (32,019)              (5,823)             (26,196)                 (10)

NET INCOME                                28,810                4,071               24,739                    9
                               ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997        $         349,076    $           9,633        $     339,443 (1)      $       118
                               ==================   ==================    =================    =================


(1)  Includes 1,004 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

ENEX INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                            ------------------------------------------

                                                               MARCH 31,                MARCH 31,
                                                                  1997                    1996
                                                          -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $           28,810          $       (45,835)
                                                          -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                                           11,897                    8,231
  Impairment of property                                                   -                   49,409
(Increase) in:
  Accounts receivable - oil & gas sales                               (3,856)                  (7,360)
Increase (decrease) in:
   Accounts payable                                                     (740)                  (4,203)
   Payable to general partner                                          2,293                     (405)
                                                          -------------------      -------------------

Total adjustments                                                      9,594                   45,672
                                                          -------------------      -------------------

Net cash provided by operating activities                             38,404                     (163)
                                                          -------------------      -------------------




CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                (32,019)                       -
                                                          -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                        6,385                     (163)

CASH AT BEGINNING OF YEAR                                             21,658                      889
                                                          -------------------      -------------------

CASH AT END OF PERIOD                                     $           28,043           $          726
                                                          ===================      ===================



See accompanying notes to financial statements.
--------------------------------------------------------------------------
                                       I-4

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

3. A cash distribution was made to the limited partners of the Company in the amount of $26,196 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

4. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $21,183 in 1996 to $49,599 in 1997. This represents an increase of $28,416 or 134%. Oil sales increased by $4,005 or 116%. A 114% increase in oil production increased sales by $3,927. A 1% increase in the average net oil sales price increased sales by an additional $78. Gas sales increased by $24,411 or 137%. A 46% increase in gas production increased sales by $8,211, while a 62% increase in average net gas sales prices increased sales by an additional $16,200. The increase in oil production was primarily a result of a successful workover performed in the Shana acquisition. The increase in gas production was primarily the result of additional wells drilled on the Pecan Island acquisition in 1996. The increase in average net oil price was primarily due to higher prices in the overall market for the sale of oil partially offset by higher operating expenses incurred on the Shana acquisition, from which the Company receives a net profits royalty. The increase in average net gas price was primarily a result of higher gas prices in the overall market for the sale of gas coupled with lower operating expenses incurred on the Barnes Estate acquisition, from which the Company receives a net profits royalty.

Depletion expense increased from $8,231 in the first quarter of 1996 to $11,897 in the first quarter of 1997. This represents an increase of $3,666 (45%). The changes in production, noted above, caused depletion to increase by $4,618. This increase was partially offset by a 7% decrease in the depletion rate. The rate decrease was primarily due to an upward revision of the gas reserves during December 1996.

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

General and administrative expenses decreased from $8,166 in the first quarter of 1996 to $7,064 in the first quarter of 1997. This decrease of $1,102 (13%) is primarily due to less staff time being required to manage the Company's operations in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based on the December 31, 1996 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating, financing and investing activities. Future periodic distributions will be made once sufficient net revenues are accumulated.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX INCOME AND RETIREMENT
                                                     FUND - SERIES 2, L.P.
                                                    -------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer